Form 10-K405
period 1997-09-30
OMI TRUST 1997-B
filed 1997-12-29
CIK 1041098

OMB APPROVAL
                                               OMB NUMBER             3235-0063
                                               EXPIRES:           JUNE 30, 1997
                                               ESTIMATED AVERAGE BURDEN
                                               HOURS PER RESPONSE  .... 1711.00


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(MARK ONE)
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934.  [FEE REQUIRED]

For the fiscal year ended September 30, 1997
                          -------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934.  [NO FEE REQUIRED]

For the transition period from _________________ to _____________________


Commission file number    33-99320
                      -----------------------------------------------



                              OMI TRUST 1997-B
                --------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Pennsylvania                                               23-2904988
--------------------------------------------------------------------------------
  State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization


         c/o PNC Bank, National Association
         Corporate Trust Department
         Attention:  Judy Wisniewskie.
         1700 Market St, Philadelphia, Pennsylvania                 19103
-------------------------------------------------------------------------------
         (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code  (215)585-8872
                                                   ----------------------------

Securities registered pursuant to Section 12(b) of the Act: None
                                                           --------------------

Securities registered  pursuant to Section 12(g) of the Act: None
                                                            -------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                OMI TRUST 1997-B
                        Oakwood Mortgage Investors, Inc.
                Manufactured Housing Contract Senior/Subordinated
                    Pass-Through Certificates, Series 1997-B

                                    FORM 10-K
                                      INDEX

                                                                   Page Number
                                                                   ------------
PART I.

       Item 1.  Business
       Item 2.  Properties
       Item 3.  Legal Proceedings
       Item 4.  Submission of Matters to a Vote of Security Holders

PART II.

       Item 1. Market for Registrant's Common Equity and Related Stockholder Matters
       Item 2.  Selected Financial Data
       Item 3. Management's Discussion and Analysis of Financial Condition and Results of Operations
       Item 4.  Financial Statements and Supplementary Data
       Item 5. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

PART III.

       Item 1.  Directors and Executive Officers of the Registrant
       Item 2.  Executive Compensation
       Item 3. Security Ownership of Certain Beneficial Owners and Management
       Item 4.  Certain Relationships and Related Transactions

PART IV.

       Item 1.  Exhibits, Financial Statement Schedules and
                Reports on Form 8-K


SIGNATURES

INDEX OF EXHIBITS

                                     PART I


ITEM 1.    BUSINESS.

                  Not Applicable.

ITEM 2.    PROPERTIES.

                  Not Applicable.

ITEM 3.    LEGAL PROCEEDINGS.

                  Not Applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  Not Applicable.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

           At the end of the Registrant's fiscal year, there were a total of __24___ holders of the Registrant's Series 1997-B Manufactured Housing Contract Senior/Subordinated Pass-Through Certificates, Class A-1, Class A-2, Class A-3 and Class B-1 (collectively, the "Certificates").

ITEM 6.    SELECTED FINANCIAL DATA.

                  Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

                  Not Applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  Not Applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  Not Applicable.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                  Not Applicable.

ITEM 11.   EXECUTIVE COMPENSATION.

                  Not Applicable.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                  Not Applicable.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  Not Applicable.


                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                  Exhibits


                  99.1  Annualized Remittance Report.

                  99.2 Annual Report of Registrant's Independent Certified Public Accountants as Required by Section 3.13(b) of Oakwood Mortgage Investors, Inc.'s Standard Terms to Pooling and Servicing Agreement (November 1995 Edition).

                  99.3  Servicer's Annual Compliance Statement as Required by
                        Section 3.13(a) of Oakwood Mortgage Investors, Inc.'s Standard Terms to Pooling and Servicing Agreement (November 1995 Edition)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          OMI TRUST 1997-B, REGISTRANT

                                          By:  OAKWOOD MORTGAGE INVESTORS, INC.,
                                                   as depositor


Dated   December 26, 1997                   /s/ Douglas R. Muir
                                            -------------------
                                             Douglas R. Muir
                                             Vice President

                                INDEX OF EXHIBITS

                                                         Page of Sequentially
                                                               Numbered Pages


                  99.1  Annualized Remittance Report.

                  99.2 Annual Report of Registrant's Independent Certified Public Accountants as Required by Section 3.13(b) of Oakwood Mortgage Investors, Inc.'s Standard Terms to Pooling and Servicing Agreement (November 1995 Edition).

                  99.3  Servicer's Annual Compliance Statement as Required by
                        Section 3.13(a) of Oakwood Mortgage Investors, Inc.'s Standard Terms to Pooling and Servicing Agreement (November 1995 Edition)

OAKWOOD MORTGAGE INVESTORS, INC. 1997-B
OAKWOOD ACCEPTANCE CORP. -  SERVICER
FISCAL YEAR ENDED SERIES REPORT
REPORTING:  FISCAL YEAR 1997

NOTE: THIS FISCAL YEAR-END SERIES REPORT REPORTS INFORMATION ON THE ASSETS INCLUDED IN OMI TRUST 1997-B AS OF THE END OF THE PREPAYMENT PERIOD THAT BEGAN ON SEPTEMBER 1, 1997 AND ENDED ON SEPTEMBER 30, 1997 AND AS OF THE END OF THE COLLECTION PERIOD THAT BEGAN ON SEPTEMBER 2, 1997 AND ENDED ON OCTOBER 1, 1997. ACCORDINGLY, THE INFORMATION PRESENTED WITH REGARD TO THE CERTIFICATES REFLECTS INFORMATION AS OF THE CLOSE OF BUSINESS ON OCTOBER 15, 1997, WHICH IS THE DISTRIBUTION DATE ON WHICH COLLECTIONS MADE AND LOSSES INCURRED DURING SUCH PREPAYMENT PERIOD AND COLLECTION PERIOD WERE PASSED THROUGH TO CERTIFICATEHOLDERS.



            Scheduled Principal Balance of Contracts
----------------------------------------------------------------------------
   Beginning
   Principal         Scheduled      Prepaid        Liquidated    Contracts
    Balance          Principal      Principal       Principal   Repurchased
----------------  -------------  ---------------  ------------  -----------
178,456,192.87    (1,365,953.64)  (4,924,066.52)  (216,898.53)      0.00
================  ==============  ==============  ============  ===========




  Scheduled Principal
Balance of Contracts
     (continued)
--------------------
     Ending           Scheduled                              Scheduled                    Amount
    Principal           Gross      Servicing    Pass Thru    Liquidation     Reserve   Available for
    Balance            Interest      Fee        Interest      Proceeds      Fund Draw   Distribution
 --------------      ------------  ----------  ------------  ------------  ----------  -----------------
 171,949,274.18      7,603,803.46  731,385.61  6,872,417.85    179,772.94     0.00      14,073,596.56(1)
 ==============      ============  ==========  ============  ============  ==========  =================





                   Class M Liquidity Account
-------------------------------------------------------------------------------
Beginning                          Investment    Balance Before       Reserve      Reserve       Balance After
 Balance   Deposits (1)  Distrib.   Interest  10/15/97 Distribution  Fund Draw  Fund Deposit  10/15/97 Distribution   Excess
---------  ------------  ---------  --------  ---------------------  ---------  ------------  ---------------------  --------
  0.00     303,516.56    -3,062.64  4,280.49         304,734.41        0.00         0.00            304,734.41       1,217.85
=========  ============  =========  ========  =====================  =========  ============  =====================  ========


  Reserve Fund Required Balance
---------------------------------
 Before 10/15/97    After 10/15/97
  Distribution       Distribution
-----------------  ---------------

   303,516.56         303,516.56
=================  ================


                   Class B-1 Liquidity Account
------------------------------------------------------------------
 Beginning                          Investment    Balance Before      Reserve       Reserve         Balance After
  Balance   Deposits (1)  Distrib.   Interest  10/15/97 Distribution  Fund Draw   Fund Deposit  10/15/97 Distribution   Excess
---------  ------------  ---------  --------  ---------------------  ----------  ------------  ---------------------  --------
  0.00     328,126.15    -1,784.84  3,442.44        329,783.75          0.00        0.00            329,783.75        1,319.37
=========  ============  =========  ========  =====================  ==========  ============  =====================  ========




    Reserve Fund Required Balance
----------------------------------
Before 10/15/97    After 10/15/97
 Distribution       Distribution
----------------  ---------------
  328,464.38         328,464.38
================  ===============



          Certificate Account as of 9/30/97
-------------------------------------------------------------------------
Beginning          Deposits                             Investment   Ending
 Balance     Principal      Interest    Distributions    Interest    Balance
---------  -------------  ------------  ---------------  ---------  -----------
  0.00     6,219,956.03   6,109,686.02  (11,443,241.44)  16,555.22  902,955.83
=========  =============  ============  ===============  =========  ===========


                            P&I Advances
----------------------------------------------------------------------------
Beginning         Recovered           Current              Ending
 Balance           Advances          Advances             Balance
--------------------------------------------------------------------------
  0.00         (1,777,853.73)      2,640,107.32         862,253.59
 ============================================================================

(1) PURSUANT TO THE APPLICABLE POOLING AND SERVICING AGREEMENT, $631,642.71 OF THE AMOUNTS AVAILABLE FOR DISTRIBUTION ON DISTRIBUTION DATES DURING THE FISCAL YEAR WERE DEPOSITED INTO THE RESERVE FUND, AND $731,385.61 OF SUCH AMOUNTS WERE USED TO PAY SERVICING FEES DUE TO THE SERVICER. CONSEQUENTLY, THE TOTAL AMOUNT DISTRIBUTED ON THE CERTIFICATES DURING THE FISCAL YEAR WAS $12,710,568.24.

OAKWOOD MORTGAGE INVESTORS, INC. 1997-B
OAKWOOD ACCEPTANCE CORP. -  SERVICER
FISCAL YEAR ENDED SERIES REPORT
REPORTING:  FISCAL YEAR 1997



                                      Repo Properties
                                     Brought Current by                         Aggregate Repo Properties
               Gross Repossessions       Borrower         Net Current Repos     in Trust at Month-End
                      Principal           Principal                Principal                 Principal
                  #    Balance        #    Balance         #        Balance      #            Balance
                 ---  ---------      ---  ---------      ----   --------------  ----         ---------

Oct-96            0   $    -          -   $  -             -   $     -           -              -
Nov-96            0        -          -      -             -         -           -              -
Dec-96            0        -          -      -             -         -           -              -
Jan-97            0        -          -      -             -         -           -              -
Feb-97            0        -          -      -             -         -           -              -
Mar-97            0        -          -      -             -         -           -              -
Apr-97            0        -          -      -             -         -           -              -
May-97            0        -          -      -             -         -           -              -
Jun-97            6     139,919.33    -      -             6      139,919.33      6        139,919.33
Jul-97           12     229,145.10    -      -            12      229,145.10     18        369,064.43
Aug-97           12     288,119.80    -      -            12      288,119.80     30        657,184.23
Sep-97           15     349,007.68    -      -            15      349,007.68     45      1,006,191.91
                 --  -------------  ----  ---------      ----  ------------   ------  ---------------

Total of month
 end balance     45  $1,006,191.91    -   $  -            45   $1,006,191.91     99   $  2,172,359.90
                 ==  =============  ====  =========      ====  =============  ======  ===============

Average month
 end balance      9  $  201,238.38    -      -             9  $   201,238.38     20   $    434,471.98
                 ==  =============  ====  =========      ====  ==============  ====   ===============

OAKWOOD MORTGAGE INVESTORS, INC. 1997-B
OAKWOOD ACCEPTANCE CORP. -  SERVICER
FISCAL YEAR ENDED SERIES REPORT
REPORTING:  FISCAL YEAR 1997

                                  Delinquency Analysis
                 ---------------------------------------------------------------

                  31 to 59 days        60 to 89 days          90 days and Over     Total Delinq.
                        Principal            Principal            Principal               Principal
                   #     Balance        #     Balance         #    Balance          #      Balance
                 ----  -------------  -----  -------------  ----  ------------   -----    -----------

Oct-96             -   $       -         -   $        -        -  $        -        -   $         -
Nov-96             -           -         -            -        -           -        -             -
Dec-96             -           -         -            -        -           -        -             -
Jan-97             -           -         -            -        -           -        -             -
Feb-97             -           -         -            -        -           -        -             -
Mar-97             -           -         -            -        -           -        -             -
Apr-97             -           -         -            -        -           -        -             -
May-97            17     509,590.14      -            -        -           -       17       509,590.14
Jun-97            54   1,523,928.56     11      299,786.08     -           -       65     1,823,714.64
Jul-97            60   1,724,721.15     29      718,326.13     6     201,247.91    95     2,644,295.19
Aug-97            87   2,272,946.64     31      871,202.80    30     779,232.82   148     3,923,382.26
Sep-97            85   2,414,107.96     35      875,659.60    45   1,300,284.13   165     4,590,051.69
                 ---  -------------  ------  -------------  ----  -------------  -----  ---------------

Total of month
 end balance     303  $8,445,294.45    106   $2,764,974.61    81  $2,280,764.86   490   $13,491,033.92
                 ===  =============   ====    =============  ====  =============  ====  ===============

Average month
end balance       61  $1,689,058.89     21  $   552,994.92    16  $  456,152.97    98   $ 2,698,206.78
                 ===  =============  =====  ==============  ===== =============  ====   ===============


OAKWOOD MORTGAGE INVESTORS, INC. 1997-B
OAKWOOD ACCEPTANCE CORP. -  SERVICER
FISCAL YEAR ENDED SERIES REPORT
REPORTING:  FISCAL YEAR 1997

REPOSSESSION LIQUIDATION REPORT


           Liquidated                                            Net
Prepayment Principal   Sales   Insur.    Total    Repossession Liquidation  Unrecov.
  Period    Balance   Proceeds Refunds  Proceeds    Expenses    Proceeds    Advances
---------- ---------  -------- -------- ---------  --------- ------------  --------
SEE MONTHLY INVESTOR REPORT FOR DETAIL
Oct-96         0.00       0.00     0.00       0.00      0.00        0.00         0.00
Nov-96         0.00       0.00     0.00       0.00      0.00        0.00         0.00
Dec-96         0.00       0.00     0.00       0.00      0.00        0.00         0.00
Jan-97         0.00       0.00     0.00       0.00      0.00        0.00         0.00
Feb-97         0.00       0.00     0.00       0.00      0.00        0.00         0.00
Mar-97         0.00       0.00     0.00       0.00      0.00        0.00         0.00
Apr-97         0.00       0.00     0.00       0.00      0.00        0.00         0.00
May-97         0.00       0.00     0.00       0.00      0.00        0.00         0.00
Jun-97         0.00       0.00     0.00       0.00      0.00        0.00         0.00
Jul-97         0.00       0.00     0.00       0.00      0.00        0.00         0.00
Aug-97    13,161.53   6,500.00     0.00   6,500.00  1,207.00    5,293.00       649.35
Sep-97   203,737.00 194,100.00 8,257.23 202,357.23 15,670.64  186,686.59    11,557.30
         ========== ========== ======== ========== =========  ============  =========
         216,898.53 200,600.00 8,257.23 208,857.23 16,877.64  191,979.59    12,206.65
         ========== ========== ======== ========== =========  =============  =========



                                Net          Current
             FHA Insurance   Pass Thru     Period Net  Cumulative
                Coverage      Proceeds     Gain/(Loss)  Gain/(Loss)
             -------------  -----------  ------------  -----------


Oct-96             0.00          0.00         0.00
Nov-96             0.00          0.00         0.00
Dec-96             0.00          0.00         0.00
Jan-97             0.00          0.00         0.00
Feb-97             0.00          0.00         0.00
Mar-97             0.00          0.00         0.00
Apr-97             0.00          0.00         0.00
May-97             0.00          0.00         0.00
Jun-97             0.00          0.00         0.00
Jul-97             0.00          0.00         0.00
Aug-97             0.00      4,643.65    (8,517.88)
Sep-97             0.00    175,129.29   (28,607.71)
            =============  ===========  ===========
                   0.00    179,772.94   (37,125.59)   (37,125.59)
            ============== ===========  ============  ===========

OAKWOOD MORTGAGE INVESTORS, INC. 1997-B
OAKWOOD ACCEPTANCE CORP. -  SERVICER
FISCAL YEAR ENDED SERIES REPORT
REPORTING:  FISCAL YEAR 1997

CERTIFICATE PRINCIPAL ANALYSIS

PRINCIPAL



                              Original           Beginning          Current      Accelerated
           Cert.             Certificate         Certificate        Principal     Principal
           Class               Balances            Balances          Payable     Distribution
---------------------------  ---------------  ----------------  ---------------  -------------
A-1                            33,741,000.00    33,741,000.00   (6,506,918.69)       0.00
A-1 Outstanding Writedown               0.00             0.00            0.00        0.00

A-2                            32,767,000.00    32,767,000.00            0.00        0.00
A-2 Outstanding Writedown               0.00             0.00            0.00        0.00

A-3                            22,379,000.00    22,379,000.00            0.00        0.00
A-3 Outstanding Writedown               0.00             0.00            0.00        0.00

A-4                            14,096,000.00    14,096,000.00            0.00        0.00
A-4 Outstanding Writedown               0.00             0.00            0.00        0.00

A-5                            33,982,000.00    33,982,000.00            0.00        0.00
A-5 Outstanding Writedown               0.00             0.00            0.00        0.00

M                              15,615,000.00    15,615,000.00            0.00        0.00
M Outstanding Writedown                 0.00             0.00            0.00        0.00

B-1                            16,953,000.00    16,953,000.00            0.00        0.00
B-1 Outstanding Writedown               0.00             0.00            0.00        0.00

B-2                             8,923,192.00     8,923,192.00            0.00        0.00
B-2 Outstanding Writedown               0.00             0.00            0.00        0.00


                             ----------------  --------------  ---------------  ----------
                              178,456,192.00   178,456,192.00   (6,506,918.69)       0.00
                             ================  ==============  ===============  ==========




                                            Ending                   Principal Paid
                             Writedown   Certificate        Pool        Per $1,000
                             Amounts(1)    Balances        Factor     Denomination
                            ----------  --------------  ----------    --------------
A-1                            0.00     27,234,081.31    80.71510%        192.85
A-1 Outstanding Writedown      0.00              0.00     0.00              0.00

A-2                            0.00     32,767,000.00   100.00000%          0.00
A-2 Outstanding Written        0.00              0.00     0.00              0.00

A-3                            0.00     22,379,000.00   100.00000%          0.00
A-3 Outstanding Written        0.00              0.00     0.00              0.00

A-4                            0.00     14,096,000.00   100.00000%          0.00
A-4 Outstanding Written        0.00              0.00     0.00              0.00

A-5                            0.00     33,982,000.00   100.00000%          0.00
A-5 Outstanding Written        0.00              0.00     0.00              0.00

M                              0.00     15,615,000.00   100.00000%          0.00
M   Outstanding Written        0.00              0.00     0.00              0.00

B-1                            0.00     16,953,000.00   100.00000%          0.00
B-1 Outstanding Written        0.00              0.00     0.00              0.00

B-2                            0.00      8,923,192.00   100.00000%          0.00
B-2 Outstanding Written        0.00              0.00     0.00              0.00
                           ----------  --------------
                               0.00     171,949,273.31
                           ==========  ==============

(1) THIS REPRESENTS THE AMOUNT OF LOSSES ON THE ASSETS THAT WERE ALLOCATED TO REDUCED THE OUTSTANDING PRINCIPAL BALANCE OF THE CERTIFICATES IN ACCORDANCE WITH THE APPLICABLE POOLING AND SERVICING AGREEMENT.

OAKWOOD MORTGAGE INVESTORS, INC. 1997-B
OAKWOOD ACCEPTANCE CORP. -  SERVICER
FISCAL YEAR ENDED SERIES REPORT
REPORTING:  FISCAL YEAR 1997

CERTIFICATE INTEREST ANALYSIS

       Certificate         Remittance  Beginning     Current         Total
         Class              Rate       Balance      Accrual         Paid
                         -----------  ---------  -------------  ------------


A-1                        6.50000%    0.00        834,636.63     834,636.63
A-1  Carryover Interest    0.00        0.00              0.00           0.00
A-1  Writedown Interest    0.00        0.00              0.00           0.00

A-2                        6.75000%    0.00        921,571.90     921,571.90
A-2  Carryover Interest    0.00        0.00              0.00           0.00
A-2  Writedown Interest    0.00        0.00              0.00           0.00

A-3                        6.95000%    0.00        648,058.55     648,058.55
A-3  Carryover Interest    0.00        0.00              0.00           0.00
A-3  Writedown Interest    0.00        0.00              0.00           0.00

A-4                        7.10000%    0.00        417,006.65     417,006.65
A-4  Carryover Interest    0.00        0.00              0.00           0.00
A-4  Writedown Interest    0.00        0.00              0.00           0.00

A-5                        7.37500%    0.00      1,044,238.55   1,044,238.55
A-5  Carryover Interest    0.00        0.00              0.00           0.00
A-5  Writedown Interest    0.00        0.00              0.00           0.00

M                          7.77500%    0.00        505,860.95     505,860.95
M  Carryover Interest      0.00        0.00              0.00           0.00
M  Writedown Interest      0.00        0.00              0.00           0.00

B-1                        7.75000%    0.00        547,440.65     547,440.65
B-1  Carryover Interest    0.00        0.00              0.00           0.00
B-1  Writedown Interest    0.00        0.00              0.00           0.00

B-2                        8.07500%    0.00        300,228.25     300,228.25
B-2  Carryover Interest    0.00        0.00              0.00           0.00
B-2  Writedown Interest    0.00        0.00              0.00           0.00

X                                      0.00      1,653,375.72   1,616,250.13(1)

Service Fee                            0.00        731,385.61     731,385.61
                          ---------  --------  ------------------------------

                                       0.00      7,603,803.46   7,566,677.87
RESERVE FUND DEPOSIT                                              631,642.71
                                                                ============
                                                                6,935,035.16(2)
                                                                ============



                                                        Interest Paid
                           Interest         Ending        Per $1,000      Cert.       TOTAL
                           Shortfall       Balance       Denomination    Class    DISTRIBUTION
                         ------------  --------------   ---------------   ------  --------------


A-1                         0.00           0.00              24.74         A-1       7,341,555.32
A-1 Carryover Interest      0.00           0.00               0.00
A-1 Writedown Interest      0.00           0.00               0.00

A-2                         0.00           0.00              28.13         A-2       921,571.90
A-2 Carryover Interest      0.00           0.00               0.00
A-2 Writedown Interest      0.00           0.00               0.00

A-3                         0.00           0.00              28.96         A-3       648,058.55
A-3 Carryover Interest      0.00           0.00               0.00
A-3 Writedown Interest      0.00           0.00               0.00

A-4                         0.00           0.00              29.58         A-4       417,006.65
A-4 Carryover Interest      0.00           0.00               0.00
A-4 Writedown Interest      0.00           0.00               0.00

A-5                         0.00           0.00              30.73         A-5     1,044,238.55
A-5 Carryover Interest      0.00           0.00               0.00
A-5 Writedown Interest      0.00           0.00               0.00

A-6                         0.00           0.00              32.40         M         505,860.95
A-6 Carryover Interest      0.00           0.00               0.00
A-6 Writedown Interest      0.00           0.00               0.00

B-1                         0.00           0.00              32.29         B-1       547,440.65
B-1 Carryover Interest      0.00           0.00               0.00
B-1 Writedown Interest      0.00           0.00               0.00

B-2                         0.00           0.00              33.65         B-2       300,228.25
B-2 Carryover Interest      0.00           0.00               0.00
B-2 Writedown Interest      0.00           0.00               0.00

X                      37,125.59      37,125.59                            X      1,616,250.13

Service Fee                 0.00           0.00                                     731,385.61
                     -----------     ----------                                 --------------
                       37,125.59      37,125.59                                  14,073,596.56
                                                                                    631,642.71
                                                                                ==============
                                                                                 13,441,953.85(2)
                                                                                ==============

 (1) RESERVE FUND DEPOSITS WERE MADE FROM CASH FLOWS ON THE ASSETS, AS REQUIRED BY THE APPLICABLE POOLING AND SERVICING AGREEMENT IN THE AGGREGATE AMOUNT OF $631,642.71. THESE DEPOSITS HAD THE EFFECT OF REDUCING CASH AVAILABLE TO MAKE DISTRIBUTIONS ON THE CLASS X CERTIFICATES. CONSEQUENTLY, THE ACTUAL TOTAL AMOUNT DISTRIBUTED ON THE CLASS X CERTIFICATES WAS $984,607.42.

(2) PURSUANT TO THE APPLICABLE POOLING AND SERVICING AGREEMENT, $731,385.61 OF THE AMOUNTS AVAILABLE FOR DISTRIBUTION ON DISTRIBUTION DATES DURING THE FISCAL YEAR WERE USED TO PAY SERVICING FEES DUE THE SERVICER. CONSEQUENTLY, THE TOTAL INTEREST DISTRIBUTED ON THE CERTIFICATES DURING THE FISCAL YEAR WAS $6,835,292.26, AND THE TOTAL AMOUNT DISTRIBUTED ON THE CERTIFICATES DURING THE FISCAL YEAR WAS $12,710,568.24.

                         Independent Accountant's Report


November 3, 1997

To the Board of Directors
of Oakwood Acceptance Corporation


We have examined management's assertion about Oakwood Acceptance Corporation's (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS (USAP) as of and for the year ended September 30, 1997 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended September 30, 1997 is fairly stated, in all material respects.



/s/ PRICE WATERHOUSE LLP

November 3, 1997


Price Waterhouse LLP
Suite 1800
200 West 2nd Street
Winston-Salem, NC 27101

Ladies and Gentlemen:

As of and for the year ended September 30, 1997, Oakwood Acceptance Corporation
(OAC) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (the "USAP"). As of and for this same period, OAC had in effect a fidelity bond and errors and omissions policy in the amount of $5,000,000 and $3,500,000 respectively.



/s/ Nicholas J St. George                        /s/ C. Michael Kilbourne
Nicholas J. St. George, Chairman of the Board    C. Michael Kilbourne, President





/s/ Robert A. Smith                             /s/ Douglass R Muir
Robert A. Smith, EVP-Consumer Finance           Douglas R. Muir, VP, Treasurer/
                                                          Secretary



/s/ Matthew S. Hukill
Matthew S. Hukill, Controller

                         OAKWOOD ACCEPTANCE CORPORATION
                          ANNUAL OFFICER'S CERTIFICATE

                        OAKWOOD MORTGAGE INVESTORS, INC.
                  SENIOR/SUBORDINATED PASS-THROUGH CERTIFICATES
                                  SERIES 1997-B


Pursuant to Section 3.13(a) of the Standard Terms to Pooling and Servicing Agreement (November 1995 Edition) which is incorporated in the Pooling and Servicing Agreement dated May 1, 1997 among Oakwood Mortgage Investors, Inc., Oakwood Acceptance Corporation (the "Servicer") and PNC Bank, N.A., the undersigned officer of the Servicer hereby certifies that a review of the activities of the Servicer during the period May 1, 1997 through September 30, 1997 and of its performance under the Pooling and Servicing Agreement has been made under his supervision and to the best of his knowledge, based on such review, the Servicer has fulfilled all its obligations under the Pooling and Servicing Agreement through such period.



By:  /s/ Douglas R. Muir

Name:  Douglas R. Muir

Title:  Vice President

Date:  September 30, 1997